Form 10-Q
period 2018-06-30
Nexe Blockchain Inc.
filed 2018-08-15
CIK 1709477

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
 ACT OF 1934 For the quarterly period ended June 30, 2018.
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from 	to 	_

Commission File Number: 000-55814

NEXE BLOCKCHAIN, INC.
(Exact name of registrant as specified in its charter)


Delaware
(State or other jurisdiction of incorporation or organization)

82-1615867
(I.R.S. Employer Identification No.)




3709 Promontory Point Drive, Suite 129, Austin, TX Address of principal executive offices)


78744
(Zip Code)


(512) 717-7769
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has fled all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports),
and (2) has been subject to such fling requirements for the past 90 days.
 Yes X	No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company.
See the definitions of "large accelerated filer," "accelerated ,i;iler," "smaller reporting company," and "emerging growth company " in Rule 12b-2 of lth e Exchange Act.

Large accelerated filer

Non -accelerated filer
(Do not check if a smaller reporting company)

Accelerated filer

Smaller reporting	X company

Emerging growth company


Indicate  bycheck  mark  whe t he r  the  registrant  is  a  shell  company
  { a s  defined in  Rule   12b - 2 of  the	Ex c ha nge Act) .
Yes	X	No

I ndi ca t e t he number of s har e s ou t s t a ndi ng of e a ch of t he i s s uer ' s classes of st ock, as of the latest practicable date.


Class

Common St o c k , par v a l u e $ 0 . 00 01 Do annent s incorporate by r eferenc e

Outstanding at August 14 , 2018

5,500,000

None








FINANCIAL STATEMENTS


Condens ed Balance Sheets as of June 30 , 2 01 8 {unaudited) March 31 , 2018
2


Statement of Ope r a t i ons for the Three Months End e d June 30, 2018 { una udi t ed )

Statement of Cash Flows for the Three Months


Ended June 30 , 2 01 8 { u n a u d i t e d )


Notes to Co n d e n s e d Financial Statements (unaudited)


3



4


5-8






NEXE BLOCKCHAIN, INC. CONDENSED BALANCE SHEETS




ASSETS


June 30,
2018


March 31,
2018


(U naudi  t ed )


Current assets

Cash	$	$
Total assets	$	$


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities Accrued liabilities
$	0
$1,250
Total liabilities	0	1,250



Stockholder's Equity
Preferred stock, $0.0001 par value 20,000,000 shares authorized;
none issued and outstanding at June 30, 2018 and March 31, 2018, respectively.

Common Stock, $0.0001 parvalue,




100,000,000 shares authorized; 20,000,000 shares issued and outstanding at
 June 30, 2018 and
March 31, 2018, respectively	0	2,000
Additional paid-in capital	0	1,712
Accumulated deficit	( 4/962)	(4,962)
Total stockholders' deficit	0	(1 , 2 50 )
Total liabilities and stockholders' deficit
$	$


The accompanying notes are an integral part of these unaudited condensed financial statements.




NEXE BLOCKCHAIN, INC. STATEMENT OF OPERATIONS
{UNAUDITED)

For the Three Months Ended June 30, 2018

Re v e nue	$
Cost of revenues

Gross profit
Operating	expenses	0
Loss before income taxes	0
Income t ax e xpe n s e




-Ne-t-l-o-s--s----------	$	(650)



The accompanying notes are an integral part of these unaudited financial statements.


NEXE BLOCKCHAIN, INC. STATEMENT OF CASH FLOWS
(UNAUDITED)

For the Three Months Ended June 30, 2018 OPERATING ACTIVITIES
Net loss	$	0

Non- cas h adjustments to reconcile net loss to net cash:
Expe ns e s pai d for	by stockholder
and  contributed  as capital	0

Changes in Operating Assets and Liabilities:
Accrued liabilities	0

Nectash  provided  by (used in) operating activities

Netincrease in cash



Cash, beginning of period

Cash,  end of period	$

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for: Income
t ax	$

Interest	$

The accompanying notes are an integral part of these unaudited condensed financial statements.





NEXE BLOCKCHAIN, INC.
Notes to Unaudited Condensed Financial Statements

NOTE 1	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES NATURE OF OPERATIONS
Ne xe Blockchain, Inc. wasincorporated onMa y 17, 2017 under the laws of the state of
Delaware to engage in any lawful corporate undertaking, including, but not limited to,
selected  mergers and acquisitions.  TheCompany  has  been   in the
developmental stage since
inception andits operations to date have been limited to issuing shares to shareholders andeffecting  a  change  in control. The Compan y anticipates that it may effect a business
combination
in order to develop its  business plan.	It may, however, choose to develop
 such business plan
without effecting a business combination if it determines that anysuc h proposed transaction is notsuitable.

An y combination will nor ma l l y take the form of a merger, stock-for-stock excha nge or stock-for-assets excha nge . In most instances the target company will  wish  to structure  the  business  combination to  be  within the
 definition   of  a
t ax- f r e e reorganization under Section 351or Section 368 of the Internal Revenue Code of
1986, as amended. No assurances can be given that the Company will besuccessful in locating or negotiating with any target comp a ny . The



Page6



Company has been formed to provide a method for a foreign or domestic private company to become a reporting company with a class of securities registered under the Securities Exchange Act of
1934.

BASIS OF PRESENTATION
The summary of significant accounting policies presented below is designed to assist in understanding the Company's unaudited condensed financial statements. Such unaudited condensed financial statements and accompanying notes are the representations of the Company's management, who are responsible for their integrity andobjectivity. These accounting policies conform to account i ng pr i nc i pl e s generally accepted in the United States of America
( "GAAP") in all material respects, and have been consistently applied in pr e pa r .:hg the
	accompanying unaudited condensed financial statements.

Ce r t ai n information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of
America ("U.S. GAAP" ) were omitted pursuant to such rules and regulations. The results for the three months ended March 31, 2 01 8 are not necessarily indicative of the results to beexpe c t ed for the year ending December 31, 2018.

USE OF ESTIMATES

The preparation of unaudited condensed financial statements in conformity with GAAP requires
management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets andliabilities at the date of the condensed financial  statements, andthe repor t e d amounts of revenues and expens e s during the
reporting periods.	Actual results could differ from those estimates.

CASH

Cash and cas h equival ents include cash on hand and on deposit at banki ng institutions as
well as all   highly liquid short-term investments with or i gi na l
maturities of 90 days or
 less. The Compa ny did not have cash equivalents as of June 30, 2018 andMarch31, 2018, r es pe c t i ve l y .

CONCENTRATION OF RISK




Page?



Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking
institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of June 30, 2018 and
March 31, 2018, respectively.


NEXE BLOCKCHAIN, INC.
Notes to Unaudited Condensed Financial Statements


INCOME TAXES


Under ASC 7 40, "Income Ta xes , " deferred t ax assets and
liabilities are recognized for
the future t ax consequences attributable to temporary differences between the financial statement carrying amounts of exi s ti ng assets andliabilities and their respective tax
 bases. Deferred t ax assets   and liabilities aremeasured using enacted
 t ax rates expe ct ed to apply to t axabl e income in the years in which those temporary differences are expected to be
r ecove r ed or settled. Valuation allowances are established when it is
 more likely than  not that  some  or  all   of  the  deferred  t ax
assets will notber   e a li  ze d .
As of June 30, 20 1 8 and Nlrb.31., 2018, there were no deferred t axes due to the uncertainty of the realization of net operating l os s or carry f or war d prior to expi r at i on .

LOSS PER COMMON SHARE

Basic loss percommon share excl udes dilution andis computed by dividing net loss bythe weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the
potential  dilution that could occur if   securities  orother  contracts
 to issue common	s t o c k were exe r ci s ed or converted into
common stock or resulted in the issuance of common stock that then shared in the loss of the entity.

As of Jre30, 2018 andMn:h31, 2018, there are nooutstanding dilutive securities.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company follows guidance for accounting for fair value measurements of financial assets and financial liabilities andfor fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the unaudited condensed financial statements on a recurring basis. Additionally, the Company adopted guidance for fair value measurement related to nonfinancial i terns that are recognized and disclosed at fair value in the unaudited condensed financial statements on a nonrecurring basis. Theguidance establishes a fair value hierarchy that prioritizes theinputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities ( Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs ( Level 3measurements) . The three levels of the fair value hierarchy are as follows:
Level 1 inputs are quoted prices ( un ad j us t e d ) inactive markets for identical assets or liabilities that theCompany has the ability to access at the measurementdate.

Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly

Level 3 inputs are unobservable inputs for the asset or liability
The carrying amounts off inancial assets such as cash appr oxi ma t e their fair values because of the short maturity of these instruments.

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2017, the FASB issuedASUNo. 2017-01, "BusinessCombinations
( Topic 805)  :  Clarifying the Definition of a Business".   The
amendments  in  t hi s ASU c l ar i f y the	de f i ni t i on of
a business with the objective of adding guidance  to  assist   entities
   with   evaluating   whether  transactions   should be  accounted
for   as   acquisitions   (  or  disposals)    of  assets    or
businesses.  Basically  these   amendments  provide  a  screen  to
determine when a set	is not a business. If the screen is not met,
the amendments
in this ASU first, require that to be considered a  business,  a set
must includ	at a minimum, an input and a substantive process that
 together significantly contribute to the ability to create output and second, remove the evaluation of whether a market participant could replace missing elements. These amendments take effect for public businesses for fiscal years beginning after December 15, 2017 and interimperiods within those periods, andall other entities should apply these amendments for fiscal years beginning after December 15,
201	and interim periods within annual periods beginning after
December 15, 2019 The Company does not expect that the adoption of
this guidance  will  have a  material	impact on its	condensed
financial statements.




In May 2017, the FASB issued ASU 2017-09, "Scope of Modification Accounting", which amends the scope of modification accounting for share-based payment arrangements, provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718. For all entities, theASU is effective for annual reporting periods, including interim periods within those annual reporting period beginning after December 15, 2017. Early adoption
is permitted,	including adoption in any interim period. The
Company does not expect that adoption of this guidance will have a
material impact on its		condensed financial statements and
related disclosures.

In November 2016, the FASB issued Accounting Standards Update
No. 2016-18, "Statement of Cash Flows (Tcpic 230: Restricted Casli' ("ASU 2016-18").
The new guidance is intended to reduce diversity in practice byadding or clarifying guidance on classification andpresentation of changes in restrictde cash on the statement of cash flows. ASU 2 016-18 is effective for annual and interim periods beginning after December 15,
 2017 Early adoption is permitted. Theamendments in this update should be applied retrospectively to all periods presented. Managementbelieves
 that this ASUwill only impact the Company if it	has restricted
cash in the future.

InAugust 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments"
 ("ASU 2016- 15"). ASU 2016-15 will make eight targeted changes to how cash receipts and cash payments are presented and classifiE!!i inthe
statement	of	cash  flows ASU 2016-15 is effective for fiscal
years beginning after December 15, 2017. The new standard will require adoption ona retrospective basis unless it is impracticable to apply, in which case it would be required to apply the amendments prospectively as of the earliest date practicable. Management believes
that the impact of this ASU to the	Compa n y ' s condensed
financial statements would be insignificant.

Other  recent   accounting   pronouncements issued   by the   FASB
(including   its Emerging Issues Task Force) and the United States
Securities andExchange Commission did not or are not believed by management to have a material impact on the Company's present or future financial statements.

NOTE2 - GOING CONCERN

The Company has not yet generated anyrevenue since inception to date and hasmaintained a1operating loss of $0for the three months ended



June 30, 2018.	The Company had a working capital deficit of$0 and an
accumulated deficit of$4,962 as of June 30, 2018 and a working capital deficit of $1,250and an accumulated deficit of$4,962 as of
March 31, 2018. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional
financing from its	members or other sources, as may be required.

The accompanying unaudited condensed financial statements have been prepared assuming that the Company will continue as a going concern; however, the above condition raises substantial doubt about the Company's ability todoso.The unaudited condensedfinancial statements donotinclude anyadjustments to reflect the possible future effects on the recoverability andclassification of assets or the amounts and classifications ofliabilities that may result should the Company be unable to continue as a going concern.

In order to maintain its current level of operations, the Company will require additional working capital from either cash flow from operations
 or from the  sale of its  equity.	However, the Company currently has
no commitments from any third parties for the purchase of its equity. If the Company is unable to acquire additional working capital, it will be
required to  significatly reduce  its	current level of operations.

NOTE3 - ACCRUED LIABILITIES

As of June 30, 2018 and March 31, 2018, the Company had accrued professional fees of $ 0 and $1,250, respectively.

NOTE 4 - STOCKHOLDERS' DEFICIT

On May 17, 2017, the Company issued 20,000,000 founders common stock to twodirectors andofficers for legal services provided to the Company.
The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of June 30, 2018, 5,500,000 shares of common stock andnopref erred stock were issued and outstanding.

NOTE 5 -SUBSEQUENT EVENT

Management has evaluated subsequent events through August 1, 2018, the date which the financial statements were available to beissued. Exc ept for the events disclosed above, all subsequent events requiring recognition have been incorporated into these financial statements in accordance with FASB ASC Topic 855, "Subsequent Events."






ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDI TI ON
AND RESULTS OF OPERATIONS

Ne xe Bl oc kchain, Inc. (fo rmerl  y Shamrock Grove Acquisition
Corporation)	( the " Compa ny" ) was incorporated on May 1 7 , 2017
under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions The Compan y is a blank check company and qualifies as an "emerging growth company" as defined in the Jumpstart Our Business Startups Actwhich became law in April, 2012.

Since inception, the Company's operations to date of the period cove r e d by this report were limited to issuing shares of common stock to its original shareholders andfiling a registration statement on For m 10 on July 7 , 201 7 with the Securities and
Excha nge Commission pursuant to the Securities Excha nge Act of 1934 as amended to register its class of common stock. Subsequent to the balance sheet date covered by this report the Company effected a change in control

Prior to the change in control, the Company had no operations nor does it engage in a ny business act i vi t i e s generating revenues.

Subsequent to the balance sheet date covered  by this report,   and
pursuant   to the change in control, the Compa ny is focused on developing andma r ke t i ng the Fintech and Blockchaintechnologies.





As of June 30, 2018 the Company had not generated revenues and had no
income  or  cash flows from operations since inception.	The Company had
sustained net loss of $0 and an accumulated deficit of$4,962 for the three months ended and as of June 30, 2018.

The Company's independent auditors have issued a report raising substantial doubt about the Companys abi l i t y to continue as a going
oncern.	At present, the Company has no operations andthe continuation  of the Company as a going concern is dependent upon financial support from its stockholders, its ability toobtain necessary equity financing to continue operations and/or to successfully locate andnegotiate with a business entity for the combination of that target company with it.

Subsequent Event None.

ITEM 3. Quan ti tative and Qualitative Disclosures About Market Risk. Information not required to befiled by Smaller Reporting Companies.

ITEM 4. Controls andProcedures. Disclosures andProcedures




Management is responsible for maintaining a system of internal control ove r financial reporting ( " I CFR" ) that pr ovi de s reasonable assurance regarding the rel i abi l i t y of such reporting and the accuracy and r el i abi li t y of the preparation of financial statements of such. Management is responsible to maintain records accurately and f a i r l y to reflect transactions andtransactions are recorded as necess a r y.

The controls should providereasonable assurance regarding the prevention of unauthorized acquisition or use of assets.

In the present case of the Company, management at the period cover e d by
this report, consisted sol e l y of  the  president  andvice   president.
As such, management maintained sole control of all financial transactions
 and all  assets.	Since the president of the Company was in s ol e
 control  of  the  financial		transactions	and assets
management be l i eve s that its controlr ea s ona bl y and adequately addresses the
ri s k of  a misstatement in the financial reporting.	Based up on that
eva l uat i on , the principal officer at that time believes that the Compan y ' s disclosure controls and procedures were effective in gathering, ana l yz i ng an d di s cl os i ng i nf or mat i on neede d t o ens ur e
 t ha t t he information   required  to  bedisclosed  by  the   Compa ny
in   its	per i odi c reports is  recor  ded , summarized and
processed  t i me l y .	The principal exe cut  i ve officer  was
di r e c t l y involved  in the day-to-day  operations     of the Company.
	Since  the  change in  control, management  consists   of a single
 officer anddirector who is in control of the da y- t o- da y operations of the Company and its financial reporting.

This Qua r t e r l y Report does not i nc l ud e an attestation report of the Company ' s registered public accounting firm regarding internal
cont r ol over f inanci  al reporting	Management's report was not s
ubject to attestation by the Compa ny ' s registered public accounting firm pursuant to t empo r a r y rules of the Securities andExcha nge Commission that permit the Company to provide only management's report in t hi s Qua r t e r l y Report.

Changes in Internal Control Over Financial Reporting




There was no change in the Company's internal control over financial reporting that was identified in connection with such evaluation that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, theCompany's internal control over financial reporting.


PART II -- OTHER INFORMATION ITEM 1. PROCEEDINGS

LEGAL

There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

Management is aware that certain current andprior blank check companies of which Messrs. Cassidy and McKillop, the officers and directors during the period covered by this report, were the farmer off icers and directors have received subpoenas for documents in regard to an inquiry by the Securities andE:{change Commission requesting documentation regarding the transactions andfilings for thepast five years and farmer share ownership of certain blank check companies.

The former management of the Company has also received subpoenas from the Securities andExchange Commission in regard to certain of the transactions
andfilings  for  the  past  five  years  of  certain   of   its blank
check companies. Management has no independent knowledge or information as to the intent or purpose of such subpoenas but  believes the SEC is
investigating whether the change in control transaction	is considered a
sale of a security andif so whether a broker needs to be used to effect the transaction.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the past three years, the Company has issued 20,000,000 common shares pursuant to Section 4 (a) ( 2) of the Securities Actof1933 at par as follows:

On May 17, 2017 the Company issued the following shares of its common stock for services rendered to the Company:

Name	Number of Shares


James Cassidy James McKillop

10,000,000
10,000,000




On April 24, 2018, 19,500, 000of those shares were redeemed by the two shareholders pro rata.

On April 25 , 2018, the Company issued the following shares of common stock for no consideration:

Victor    Wong	5,000,000 ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not applicable.


ITEM 5. OTHERINFORMATION

(a)	Not applicable.
(b)	Item 407 (c) (3) of Regulation S-K:

During the quarter covered bythis Report, there have not been any material changes to the procedures bywhich security holders may recommend nominees to the Board of Directors.

ITEM 6.	EXHI BI TS

(a)	Exhibits
31	Certification of the Chief Execu t i ve  Officer  pursuant to
Section 302 of the Sar ba ne s - Oxl ey Act of 2002

32	Certification of the Chief  Exe  cu t i ve  Officer  pursuant to
 Section 906of the Sa r ba nes - 0:d e y Act of 2002



SIGNATURES



Pursuant to the requirements of the Securities Exc ha n ge Act of 1934, the registrant hasduly caused this report to besigned on its behalf by
the undersigned thereuni;i':,P	l	horized.

President, Chief Executiv.e Officer /s/Victor Wong
Dated:	August 14, 2018